Form 10-Q
period 2021-03-31
SportsTek Acquisition Corp.
filed 2021-05-28
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File No. 001-39378

SportsTek Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4265519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 S. Utica Place, Suite 450
Tulsa, Oklahoma 74114
(Address of Principal Executive Offices, including zip code)

(918) 957-1086
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	SPTKU	The Nasdaq Stock Market LLC

Class A common stock included as part of the units	SPTK	The Nasdaq Stock Market LLC

Redeemable warrants, included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPTKW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 14, 2021, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

SPORTSTEK ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,758,506	$153,938
Prepaid Expenses	673,222	—
Total current assets	2,431,728	153,938

Deferred offering costs	—	408,725
Cash and Investments held in Trust Account	172,503,450	—
Total Assets	$174,935,178	$562,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$789,000	$362,230
Due to related party	2,957	—
Promissory note – related party	—	176,000
Total current liabilities	791,957	538,230
Deferred underwriting fee	6,037,500	—
Warrant liability	18,328,868	—
Total liabilities	25,158,325	538,230

Commitments
Common Stock subject to possible redemption, 14,477,685 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	144,776,850	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,772,315 and 0 shares issued and outstanding (excluding 14,477,685 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	277	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	431	431(1)
Additional paid-in capital	7,898,093	24,569
Accumulated deficit	(2,898,798)	(567)
Total stockholders’ equity	5,000,003	24,433
Total Liabilities and Stockholders’ Equity	$174,935,178	$562,663

(1)	Included up to 562,500 founder shares which were subject to forfeiture by the sponsor if the over-allotment option was not exercised in full or in part by the underwriters (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$46,593
Loss from Operations	(46,593)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	3,450
Offering costs allocated to warrants	(606,375)
Change in fair value of warrant liability	(2,248,713)
Total other income (expense), net	(2,851,638)

Net loss	$(2,898,231)

Weighted average shares outstanding of Class A common stock	17,250,000
Basic and diluted net income per share, Class A common stock	$—
Weighted average shares outstanding of Class B common stock	4,006,250
Basic and diluted net loss per share, Class B common stock	$(0.72)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431(1)	$24,569	$(567)	$24,433
Sale of 17,250,000 Shares of Class A common stock, net of underwriting discount offering expenses and initial warrant liability	17,250,000	1,725	—	—	152,648,926	—	152,650,651
Net income (loss)	—	—	—	—	—	(2,898,231)	(2,898,231)
Class A Common stock subject to possible redemption	(14,477,685)	(1,448)	—	—	(144,775,402)	—	(144,776,850)
Balance as of March 31, 2021 (unaudited)	2,772,315	$277	4,312,500	$431	$7,898,093	$(2,898,798)	$5,000,003

(1)	Included up to 562,500 founder shares which were subject to forfeiture by the sponsor if the over-allotment option was not exercised in full or in part by the underwriters (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(2,898,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,450)
Offering costs allocated to warrants	606,375
Change in fair value of warrant liability	2,248,713
Changes in operating assets and liabilities:
Prepaid assets	(673,222)
Due to related party	2,957
Accrued offering costs and expenses	689,000
Net cash used in operating activities	(27,858)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	169,050,000
Proceeds from issuance of Private Placement Warrants	5,950,000
Repayment of promissory note – related party	(176,000)
Payment of offering costs	(691,574)
Net cash provided by financing activities	174,132,426
Net change in cash	1,604,568
Cash, beginning of period	153,938
Cash, end of the period	$1,758,506

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption, as corrected	$143,583,030
Change in Class A common stock subject to possible redemption	$(806,180)
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,037,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

SportsTek Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on December 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Effective Date”). On February 19, 2021, the Company consummated the IPO of 17,250,000 units ((the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-half of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,950,000 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to JTJT Partners LLC (the “Sponsor”) and certain of the Company’s directors and advisors, generating gross proceeds of $5,950,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $10,325,569 consisting of $3,450,000 of underwriting fee, $6,037,500 of deferred underwriting fee, and $838,069 of other offering costs.

Following the closing of the IPO on February 19, 2021, $172,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within 24 months from the closing of the IPO or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of any Public Shares if the Company has not consummated a Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 30, 2021.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of February 19, 2021 in the Form 8-K filed with the SEC on February 25, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of February 19, 2021 were impacted: an increase of $17.6 million in warrant liabilities, a decrease of $17.6 million in the amount of Class A common stock subject to redemption, an increase of $2.1 million in additional paid-in capital and an increase in $2.1 million in accumulated deficit.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 14,477,685 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company’s unaudited condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the investments held in the Trust Account of $3,450, less $450 of allowance for tax obligations, resulting in $3,000 of income for Class A common stock for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of $2,898,231, less income attributable to Class A common stock of $3,000, resulting in a net loss of $2,901,231 for the three months ended March 31, 2021, by the weighted average number of Class B common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since they are not yet exercisable.

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

Three Months Ended March 31, 2021
Net Income per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$3,450
Less: Interest income available to the Company for taxes	(450)
Adjusted net income	$3,000

Weighted average shares outstanding of Class A common stock	17,250,000
Basic and diluted net income per share, Class A common stock	$0.00

Net Loss per share for Class B common stock:
Net loss	$(2,898,231)
Less: Income attributable to Class A common stock	(3,000)
Adjusted net loss	$(2,901,231)

Weighted average shares outstanding of Class B common stock	4,006,250
Basic and diluted net loss per share, Class B common stock	$(0.72)

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On February 19, 2021, the Company sold 17,250,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●
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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●
at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●
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

Note 5 — Related Party Transactions

Founder Shares

On December 11, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of Class B common stock (the “Founder Shares”). On February 16, 2021 the Company effected a stock dividend of 718,750 shares with respect to the Class B common stock, resulting in the initial stockholders holding an aggregate of 4,312,500 Founder Shares (See Note 8). The accompanying financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization.  The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture if the option to purchase additional units is not exercised by the underwriter in full. On February 19, 2021, the underwriter fully exercised its over-allotment option, hence, the 562,500 Founder Shares are no longer subject to forfeiture.

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

Due to Related Party

The balance of $2,957 represents the amounts accrued for the administrative support services provided by Sponsor.

Promissory Note — Related Party

On December 18, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan is non-interest bearing and payable on the earlier of April 30, 2021 or the completion of the IPO. As of December 31, 2020, the Company had drawn down $176,000 under the promissory note and on February 22, 2021, the Company paid the full balance on the note from the proceeds of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company agrees to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months ended March 31, 2021, the Company has recorded $2,957 of administrative service fees.

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 2,250,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 19, 2021, the underwriter fully exercised its over-allotment option and was paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate.

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $6,037,500, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At March 31, 2021 and December 31, 2020, there were 17,250,000 and 0 shares issued and outstanding, including 14,477,685 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 4,312,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$10,614,650	$-	$-	$10,614,650
Private Placement Warrants Liability	7,714,218	-	-	7,714,218
	$18,328,868	$-	$-	$18,328,868

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date and at March 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of February 19, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
	February 19, 2021	March 31, 2021

Inputs
Risk-free interest rate	0.78%	1.17%
Expected remaining term (years)	6.15	6.04
Expected volatility	24.1%	24.4%
Stock price	$9.41	$9.32

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value as of March 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$925	$-	$-	$925
U.S. Treasury Securities	172,502,525	2,041	-	172,504,566
	$172,503,450	$2,041	$-	$172,505,491

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to SportsTek Acquisition Corp.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on December 7, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is JTJT Partners LLC, a Delaware limited liability company.

The registration statement for our IPO was declared effective on February 16, 2021. On February 19, 2021, we consummated the IPO of 17,250,000 units (including 2,250,000 units issued to the Underwriters pursuant to the exercise in full of the over-allotment option granted to the Underwriters) (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.3 million, inclusive of approximately $6.0 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 5,950,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants” and, together with the warrants included in the Units, the “Warrants”) to the Sponsor, generating gross proceeds of approximately $5.95 million.

Upon the closing of the IPO and the Private Placement on February 19, 2021, $172.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the IPO, or during any extension period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the Staff of the SEC released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in February 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February, 2021.  In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of approximately $2.90 million, which included a loss from operations of $0.05 million, offering cost expense allocated to warrants of $.6 million, and a loss from the change in fair value of warrant liabilities of $2.2 million.  Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.8 million in its operating bank account, and working capital of approximately $1.6 million.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000, which was repaid in full as of February 22, 2021.  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company’s unaudited condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the investments held in the Trust Account, less allowance for tax obligations, by the weighted average number of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

In connection with the Correction of our February 19, 2021 audited balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the public statement by the SEC staff entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” on April 12, 2021, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to the Correction, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the correction of our previously filed financial statements described above had not yet been identified. In light of the correction of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSTEK ACQUISITION CORP.

Date: May 27, 2021

	By:	/s/ Jeffrey Lunhow
Name: Jeffrey Luhnow
Title: Chair and Co-Chief Executive Officer

	By:	/s/ C. Tavo Hellmund
Name: C. Tavo Hellmund
Title: Co-Chief Executive Officer

	By:	/s/ Timothy W. Clark
Name: Timothy W. Clark
Title: Chief Financial Officer and Chief Operating Officer