Form 10-Q
period 2021-06-30
SportsTek Acquisition Corp.
filed 2021-08-13
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of August 12, 2021, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.
 CONDENSED BALANCE SHEETS
	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$758,973	$153,938
Prepaid Expenses	622,278	—
Total current assets	1,381,251	153,938

Deferred offering costs associated with initial public offering	—	408,725
Cash and Investments held in Trust Account	172,511,549	—
Total Assets	$173,892,800	$562,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$754,700	$362,230
Due to related party	8,957	—
Promissory note – related party	—	176,000
Total current liabilities	763,657	538,230
Deferred underwriting fee	6,037,500	—
Warrant liability	11,975,169	—
Total liabilities	18,776,326	538,230

Commitments
Class A Common Stock subject to possible redemption, 15,011,647 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	150,116,470	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,238,353 and 0 shares issued and outstanding (excluding 15,011,647 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	224	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	2,558,526	24,569
Retained earnings (accumulated deficit)	2,440,823	(567))
Total stockholders’ equity	5,000,004	24,433
Total Liabilities and Stockholders’ Equity	$173,892,800	$562,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$1,022,177	$1,068,770
Loss from Operations	(1,022,177))	(1,068,770))

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	8,099	11,549
Offering costs allocated to warrants	—	(606,375))
Change in fair value of warrant liability	6,353,699	4,104,986
Total other income, net	6,361,798	3,510,160

Net income	$5,339,621	$2,441,390

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	$—	$—
Weighted average shares outstanding of Class B common stock	4,312,500	4,160,221
Basic net income per share, Class B common stock	$1.24	$0.59
Diluted weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Diluted net income per share, Class B common stock	$1.24	$0.57

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(567))	$24,433
Sale of 17,250,000 Units, net of underwriting discount and offering expenses and initial warrant liability	17,250,000	1,725	—	—	152,648,926	—	152,650,651
Class A Common stock subject to possible redemption	(14,477,685))	(1,448))	—	—	(144,775,402))	—	(144,776,850))
Net loss	—	—	—	—	—	(2,898,231))	(2,898,231))
Balance as of March 31, 2021	2,772,315	$277	4,312,500	$431	$7,898,093	$(2,898,798))	$5,000,003
Class A Common stock subject to possible redemption	(533,962))	(53))	—	—	(5,339,567))	—	(5,339,620))
Net income	—	—	—	—	—	5,339,621	5,339,621
Balance as of June 30, 2021	2,238,353	$224	4,312,500	$431	$2,558,525	$2,440,823	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
Cash flows from operating activities:
Net income	$2,441,390
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,549))
Offering costs allocated to warrants	606,375
Change in fair value of warrant liability	(4,104,986))
Changes in operating assets and liabilities:
Prepaid assets	(622,278))
Due to related party	8,957
Accrued offering costs and expenses	754,700
Net cash used in operating activities	(927,391))

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000))
Net cash used in investing activities	(172,500,000))

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	169,050,000
Proceeds from issuance of Private Placement Warrants	5,950,000
Repayment of promissory note – related party	(176,000))
Payment of offering costs	(791,574))
Net cash provided by financing activities	174,032,426
Net change in cash	605,035
Cash, beginning of period	153,938
Cash, end of the period	$758,973

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$145,583,030
Change in Class A common stock subject to possible redemption	$4,533,441
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,037,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations

SportsTek Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on December 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.8 million in its operating bank account, and working capital of approximately $0.6 million.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities.  During the six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Warrant Liability

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 15,011,647 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and six months ended June 30, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company’s unaudited condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less allowance for tax obligations, by the weighted average number of Class A common stock outstanding for the periods. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since they are not yet exercisable.

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$8,099	$11,549
Less: Interest income available to the Company for taxes	(8,099))	(11,549))
Adjusted net income	$—	$—

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Net Income per share for Class B common stock:
Net income	$5,339,621	$2,441,390
Less: Income attributable to Class A common stock	—	—
Adjusted net income	$5,339,621	$2,441,390

Basic weighted average shares outstanding of Class B common stock	4,312,500	4,160,221
Basic net income per share, Class B common stock	$1.24	$0.59
Diluted weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Diluted net income per share, Class B common stock	$1.24	$0.57

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

See Note 8 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On December 11, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of Class B common stock (the “Founder Shares”). On February 16, 2021 the Company effected a stock dividend of 718,750 shares with respect to the Class B common stock, resulting in the initial stockholders holding an aggregate of 4,312,500 Founder Shares. The accompanying financial statements have been retroactively adjusted to reflect the stock dividend in the share capitalization.  The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture if the option to purchase additional units was not exercised by the underwriter in full. On February 19, 2021, the underwriter fully exercised its over-allotment option, hence, the 562,500 Founder Shares are no longer subject to forfeiture.

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

Due to Related Party

The balance of $8,957 represents the amounts accrued for the administrative support services provided by Sponsor.

Promissory Note — Related Party

On December 18, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan is non-interest bearing and payable on the earlier of April 30, 2021 or the completion of the IPO. As of December 31, 2020, the Company had drawn down $176,000 under the promissory note on February 22, 2021, the Company paid the full balance on the note from the proceeds of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and six months ended June 30, 2021, the Company has recorded $2,857 and $8,957 of administrative service fees, respectively.

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

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $6,037,500, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At June 30, 2021 and December 31, 2020, there were 17,250,000 and 0 shares issued and outstanding, including 15,011,647 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 4,312,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$6,555,000	$6,555,000	$—	$—
Private Placement Warrants Liability	5,420,169	—	—	5,420,169
	$11,975,169	$6,555,000	$—	$5,420,169

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on June 30, 2021 using a Monto Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at June 30, 2021 due to the use of unobservable inputs.  As of June 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$—
Initial classification of Public and Private Warrant liability at February 19, 2021	17,605,070
Change in fair value	723,798
Fair value at March 31, 2021	$18,328,868
Change in fair value	(6,353,699))
Transfer of Public Warrant liability to Level 1	(6,555,000))
Fair Value at June 30, 2021	$5,420,169

The key inputs into the Monte Carlo simulation as June 30, 2021 were as follows:

Inputs
Risk-free interest rate	1.05%
Expected remaining term (years)	6.06
Expected volatility	15.5%
Stock price	$9.62

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value as of June 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$287	$—	$—	$287
U.S. Treasury Securities	172,511,262	—	12,867	172,498,395
	$172,511,549	$—	$12,867	$172,498,681

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

For the three months ended June 30, 2021, we had a net income of approximately $5.3 million, which included a gain from the change in fair value of warrant liabilities of $6.3 million offset by a loss from operations of $1.0 million.

For the six months ended June 30, 2021, we had a net income of approximately $2.4 million, which included a gain from the change in fair value of warrant liabilities of $4.1 million, offset by a loss from operations of $1.1 million, and offering cost expense allocated to warrants of $0.6 million.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.8 million in its operating bank account, and working capital of approximately $0.6 million.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000.  The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Contractual Obligations

As of June 30, 2021, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

In connection with the Correction of our February 19, 2021 audited balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the public statement by the SEC staff entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” on April 12, 2021, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to the Correction, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

In light of the correction of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSTEK ACQUISITION CORP.

Date: August 12, 2021

	By:	/s/ Jeffrey Lunhow
Name: Jeffrey Luhnow
Title: Chair and Co-Chief Executive Officer

By:	/s/ C. Tavo Hellmund
Name: C. Tavo Hellmund
Title: Co-Chief Executive Officer

By:	/s/ Timothy W. Clark
Name: Timothy W. Clark
Title: Chief Financial Officer and Chief Operating Officer