Form 10-Q
period 2021-09-30
SportsTek Acquisition Corp.
filed 2021-11-12
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of November 10, 2021, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.
 CONDENSED BALANCE SHEETS
	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$674,319	$153,938
Prepaid expenses	502,069	—
Total current assets	1,176,388	153,938

Deferred offering costs associated with initial public offering	—	408,725
Cash and investments held in Trust Account	172,517,299	—
Total Assets	$173,693,687	$562,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$796,655	$362,230
Due to related party	14,957	—
Promissory note – related party	—	176,000
Total current liabilities	811,612	538,230
Deferred underwriting fee	6,037,500	—
Warrant liability	14,087,350	—
Total liabilities	20,936,462	538,230

Commitments
Class A Common Stock subject to possible redemption, 17,250,000 and no shares issued and outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(19,743,206)	(567)
Total stockholders’ equity (deficit)	(19,742,775)	24,433
Total Liabilities and Stockholders’ Equity (Deficit)	$173,693,687	$562,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$252,818	$1,321,588
Loss from Operations	(252,818)	(1,321,588)

Other income (expense):
Interest earned on investments held in Trust Account	5,750	17,299
Offering costs allocated to warrants	—	(606,375)
Change in fair value of warrant liability	(2,112,181)	1,992,805
Total other income (expense), net	(2,106,431)	1,403,729

Net income (loss)	$(2,359,249)	$82,141

Weighted average shares outstanding of Class A common stock	17,250,000	14,090,659
Basic and diluted net income (loss) per share, Class A common stock	$(0.11)	$0.00
Basic weighted average shares outstanding of Class B common stock	4,312,500	4,209,478
Basic net income (loss) per share, Class B common stock	$(0.11)	$0.00
Diluted weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Diluted net income (loss) per share, Class B common stock	$(0.11)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(567)	$24,433
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,569)	(19,824,780)	(19,849,349)
Net loss	—	—	—	—	—	(2,898,231)	(2,898,231)
Balance as of March 31, 2021	—	$—	4,312,500	$431	$—	$(22,723,578)	$(22,723,147)
Net income	—	—	—	—	—	5,339,621	5,339,621
Balance as of June 30, 2021	—	$—	4,312,500	$431	$—	$(17,383,957)	$(17,383,526)
Net loss	—	—	—	—	—	(2,359,249)	(2,359,249)
Balance as of September 30, 2021	—	$—	4,312,500	$431	$—	$(19,743,206)	$(19,742,775)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)
Cash flows from operating activities:
Net income	$82,141
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(17,299)
Offering costs allocated to warrants	606,375
Change in fair value of warrant liability	(1,992,805)
Changes in operating assets and liabilities:
Prepaid expenses	(502,069)
Due to related party	14,957
Accrued offering costs and expenses	796,655
Net cash used in operating activities	(1,012,045)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	169,050,000
Proceeds from issuance of Private Placement Warrants	5,950,000
Repayment of promissory note – related party	(176,000)
Payment of offering costs	(791,574)
Net cash provided by financing activities	174,032,426
Net change in cash	520,381
Cash, beginning of period	153,938
Cash, end of the period	$674,319

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$172,500,000
Change in Class A common stock subject to possible redemption	$17,299
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,037,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Effective Date”). On February 19, 2021, the Company consummated the IPO of 17,250,000 units ((the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 5. Each Unit consists of one share of common stock, and one-half of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,950,000 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to JTJT Partners LLC (the “Sponsor”) and certain of the Company’s directors and advisors, generating gross proceeds of $5,950,000, which is discussed in Note 6.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.4 million.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 6). The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.  As such the Company will revise such periods in future filings as they appear.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 5, Note 6 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(10,130,155)
Class A common stock issuance costs	(9,719,194)
Plus:
Accretion of carrying value to redemption value	19,849,349
Class A common stock subject to possible redemption	$172,500,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and nine months ended September 30, 2021.

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net Income (loss) per share for Class A common stock:
Allocation of income (loss) to Class A common stock	$(1,887,399)	$63,247

Weighted average shares outstanding of Class A common stock	17,250,000	14,090,659
Basic and diluted net income (loss) per share, Class A common stock	$(0.11)	$0.00

Net Income (loss) per share for Class B common stock:
Allocation of income (loss) to Class B common stock	$(471,850)	$18,894

Basic weighted average shares outstanding of Class B common stock	4,312,500	4,209,478
Basic net income (loss) per share, Class B common stock	$(0.11)	$0.00
Diluted weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Diluted net income (loss) per share, Class B common stock	$(0.11)	$0.00

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

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Due to Related Party

The balance of $14,957 represents the amounts accrued for the administrative support services provided by Sponsor.

Promissory Note — Related Party

On December 18, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan is non-interest bearing and payable on the earlier of April 30, 2021 or the completion of the IPO. As of December 31, 2020, the Company had drawn down $176,000 under the promissory note and, on February 22, 2021, the Company paid the full balance on the note from the proceeds of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and nine months ended September 30, 2021, the Company has recorded $6,000 and $14,857 of administrative service fees, respectively.

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At September 30, 2021 and December 31, 2020, there were 17,250,000 and 0 shares issued and outstanding, including 17,250,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 4,312,500 shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$7,762,500	$7,762,500	$-	$-
Private Placement Warrants Liability	6,324,850	-	-	6,324,850
	$14,087,350	$7,762,500	$-	$6,324,850

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on September 30, 2021 using a Monto Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at September 30, 2021 due to the use of unobservable inputs.  As of September 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$-
Initial classification of Public and Private Warrant liability at February 19, 2021	17,605,070
Change in fair value	723,798
Fair Value at March 31, 2021	$18,328,868
Change in fair value	(6,353,699)
Transfer of Public Warrant liability to Level 1	(6,555,000)
Fair Value at June 30, 2021	$5,420,169
Change in fair value	904,681
Fair Value at September 30, 2021	$6,324,850

The key inputs into the Monte Carlo simulation as September 30, 2021 were as follows:

September 30, 2021
Inputs
Risk-free interest rate	1.11%
Expected remaining term (years)	5.75
Expected volatility	17.7%
Stock price	$9.75

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	172,516,929	-	(2,041)	172,514,888
	$172,517,299	$-	$(2,041)	$172,515,258

Note 10 — Subsequent Events

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

Results of Operations

For the three months ended September 30, 2021, we had a net loss of approximately $2.4 million, which included a loss from the change in fair value of warrant liabilities of $2.1 million and a loss from operations of $0.3 million.

For the nine months ended September 30, 2021, we had a net income of approximately $0.1 million, which included a gain from the change in fair value of warrant liabilities of $2.0 million, offset by a loss from operations of $1.3 million, and offering cost expense allocated to warrants of $0.6 million.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.4 million.

The Company’s liquidity needs up to February 19, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000.  The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since they are not yet exercisable.  As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
Date: November 9, 2021
	By:	/s/ Jeffrey Luhnow
		Name:	Jeffrey Luhnow
		Title:	Chair and Co-Chief Executive Officer

By:	/s/ C. Tavo Hellmund
	Name:	C. Tavo Hellmund
	Title:	Co-Chief Executive Officer

By:	/s/ Timothy W. Clark
	Name:	Timothy W. Clark
	Title:	Chief Financial Officer and Chief Operating Officer