Form 10-Q/A
period 2021-09-30
SportsTek Acquisition Corp.
filed 2022-03-08
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
(918) 957-1086
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	SPTKU	The Nasdaq Stock Market LLC

Class A common stock included as part of the units	SPTK	The Nasdaq Stock Market LLC

Redeemable warrants, included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPTKW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of March 4, 2022, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to SportsTek Acquisition Corp, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of SportsTek Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021. On November 12, 2021, SportsTek Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 19, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of such Class A common stock as temporary equity. As a result, management corrected the error by reclassifying all Class A common stock subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock subject to redemption.
 In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common shares share pro rata in the income (loss) of the Company.
Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q.
Following the filing of the Q3 Form 10-Q, management re-evaluated its assessment that the revisions were not material. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, management determined that these factors were not strong enough to overcome the significant quantitative errors in the financial statements and that the qualitative and quantitative factors support a conclusion that the misstatements are material. As such, upon further consideration of the change, management determined the change in the Company’s classification of the Class A common stock subject to redemption and change to the Company’s presentation of earnings per share is material quantitatively and that the Company should restate its previously issued financial statements.
Therefore, the Company’s management and the board of directors  concluded that the Company’s previously issued (i) audited balance sheet as of February 19, 2021 (the “Post IPO Balance Sheet”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company will restate its interim unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 in this Quarterly Report on Form 10-Q/A.
The restatement does not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.  After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the affected periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form 10-Q/A.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.
 CONDENSED BALANCE SHEETS
	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$674,319	$153,938
Prepaid expenses	502,069	—
Total current assets	1,176,388	153,938

Deferred offering costs associated with initial public offering	—	408,725
Cash and investments held in Trust Account	172,517,299	—
Total Assets	$173,693,687	$562,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$796,655	$362,230
Due to related party	14,957	—
Promissory note – related party	—	176,000
Total current liabilities	811,612	538,230
Deferred underwriting fee	6,037,500	—
Warrant liability	14,087,350	—
Total liabilities	20,936,462	538,230

Commitments
Class A Common Stock subject to possible redemption, $0.0001 par value; 17,250,000 and no shares issued and outstanding at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 17,250,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(19,743,206)	(567)
Total stockholders’ equity (deficit)	(19,742,775)	24,433
Total Liabilities and Stockholders’ Equity (Deficit)	$173,693,687	$562,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$252,818	$1,321,588
Loss from Operations	(252,818)	(1,321,588)

Other income (expense):
Interest earned on investments held in Trust Account	5,750	17,299
Offering costs allocated to warrants	—	(606,375)
Change in fair value of warrant liability	(2,112,181)	1,992,805
Total other income (expense), net	(2,106,431)	1,403,729

Net income (loss)	(2,359,249)	$82,141

Weighted average shares outstanding of Class A common stock	17,250,000	14,090,659
Basic and diluted net income (loss) per share, Class A common stock	(0.11)	$0.00
Basic weighted average shares outstanding of Class B common stock	4,312,500	4,209,478
Basic and diluted net income (loss) per share, Class B common stock	(0.11)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
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

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
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

Note 2 — Restatement of Previously Issued Financial Statements

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

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements. Therefore, the Company, in consultation with its Board of Directors, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As a result, the Company will restate its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The Company will file a Current Report on Form 8-K reporting under Item 4.02 that the impacted periods should no longer be relied upon and it restates all affected periods with an appropriate explanation of the amount, reason and impact. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended. The Company is reporting the restatement of its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021 in this Quarterly Report.

Impact of the Restatement
The impact to the financial statements as of June 30, 2021 and March 31, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10Q filed on May 28, 2021)
Class A Common stock subject to possible redemption ($)	$144,776,850	$27,723,150	$172,500,000

Class A common stock, $0.0001 par value	277	(277)	—
Additional Paid in Capital	7,898,093	(7,898,093)	—
Accumulated Deficit	(2,898,798)	(19,824,780)	(22,723,578)
Total Stockholders’ Equity (Deficit)	5,000,003	(27,723,150)	(22,723,147)
Class A common stock subject to redemption	14,477,685	2,772,315	17,250,000

Statement of Operations for the three months ended March 31, 2021 (per form 10Q filed on May 28, 2021)
Weighted average shares outstanding, Class A common stock basic and diluted	17,250,000	(9,583,333)	7,666,667
Weighted average shares outstanding, Class B common stock basic and diluted	4,006,250	6,250	4,000,000
EPS – Class A common stock	$—	$(0.25)	$(0.25)
EPS – Class B common stock	$(0.72)	$0.47	$(0.25)
	As Reported	Adjustment	As Restated
Condensed Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$143,583,030	$143,583,030	$—
Change in value of Class A common stock subject to possible redemption	$(806,180)	$806,180	$—
	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10Q filed on August 13, 2021)
Class A common stock subject to possible redemption ($)	$150,116,470	$22,383,530	$172,500,000

Class A common stock, $0.0001 par value	224	(224)	—
Additional Paid in Capital	2,558,526	(2,558,526)	—
Retained Earnings (Accumulated Deficit)	2,440,823	(19,824,780)	(17,383,957)
Total Stockholders’ Equity (Deficit)	5,000,004	(22,383,530)	(17,383,526)
Class A common stock subject to redemption	15,011,647	2,238,353	17,250,000

Statement of Operations for the six months ended June 30, 2021 (per form 10Q filed on August 13, 2021)
Weighted average shares outstanding, Class A common stock basic and diluted	17,250,000	4,765,193	12,484,807
Weighted average shares outstanding, Class B common stock basic	4,160,221	3,108	4,157,113
Weighted average shares outstanding, Class B common stock diluted	4,312,500	—	4,312,500
EPS – Class A common stock	$—	$0.15	$0.15
Basic EPS – Class B common stock	$0.59	$(0.44)	$0.15
Diluted EPS – Class B common stock	$0.57	$(0.42)	$0.15
Statement of Operations for the three months ended June 30, 2021 (per form 10Q filed on August 13, 2021)
Weighted average shares outstanding, Class A common stock basic and diluted	17,250,000	—	17,250,000
Weighted average shares outstanding, Class B common stock basic and diluted	4,312,500	—	4,312,500
EPS – Class A common stock	$—	$0.25	$0.25
EPS – Class B common stock	$1.24	$(0.99)	$0.25
	As Reported	Adjustment	As Restated
Condensed Statement of Cash Flows for the six months ended June 30, 2021
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$145,583,030	$145,583,080	$—
Change in value of Class A common stock subject to possible redemption	$4,533,441	$(4,533,441)	$—

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

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

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 4,312,500 shares issued and outstanding, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in note 2.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since they are not yet exercisable.  As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting due to the restatements of our March 31, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below.  The material weakness was caused by the misapplication of accounting guidance for complex financial instruments.  The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1.	A. RISK FACTORS.

There were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2020, except as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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
Date: March 7, 2022
	By:	/s/ Jeffrey Luhnow
		Name:	Jeffrey Luhnow
		Title:	Chair and Co-Chief Executive Officer

By:	/s/ C. Tavo Hellmund
	Name:	C. Tavo Hellmund
	Title:	Co-Chief Executive Officer

By:	/s/ Timothy W. Clark
	Name:	Timothy W. Clark
	Title:	Chief Financial Officer and Chief Operating Officer