Form 10-K
period 2021-12-31
SportsTek Acquisition Corp.
filed 2022-03-31
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Securities Registered Pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,332,470 computed by reference to the closing price on the Nasdaq Stock Market on that date.

As of March 25, 2022, there were 17,250,000 shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPORTSTEK ACQUISITION CORP.
FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2021 or the Annual Report, or the context otherwise requires, references to:

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

•
We have identified material weaknesses in our internal control over financial reporting due to a failure to correctly apply the complex accounting standards that apply to our financial statements, including with respect to certain complex equity instruments and equity linked instruments.  As a result, we concluded that our disclosure controls and procedures were not effective as of September 30, 2021.  We have taken and are taking steps to remediate such material weakness; however, we can give no assurance that such steps will be sufficient or that other material weaknesses will not arise in the future.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. We intend to seek to acquire companies that we believe:

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

Acquisition Process

We have evaluated a number prospective target business since our IPO but have yet to complete our initial business combination.  When evaluating prospective target businesses, we conduct an extensive due diligence review, which may encompass, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, inspection of facilities and a review of financial and other information about the target and its industry. We also benefit from our management team’s and the industry advisors’ networks of relationships with senior executives, board members and members of executive management teams to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.

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

None of our industry advisors are officers or directors of the Company and therefore owe us no fiduciary duties. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our industry advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any industry advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he has fiduciary, contractual or other obligations or duties, such industry advisor will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and such industry advisor determines to present the opportunity to us.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Our amended and restated certificate of incorporation  provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Facilities

We currently maintain our executive offices at 2200 S. Utica Place, Suite 450, Tulsa, OK 74114. The cost for this space is included in the $2,000 per month fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Human Capital

We currently have three officers and have no full-time employees.  We intend to have no full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. Our industry advisors are not officers or directors of the company, and are not obligated to devote any time to our business and affairs.

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

We are a recently incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $ 1,882,797 was initially available to us outside of the trust account. As of December 31, 2021, we had $315,594 available to us outside of our trust account.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “ - If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

In connection with the preparation of our financial statements as of September 30, 2021, management re-evaluated the classification of the redeemable Class A common stock subject to redemption. The Board, in consultation with management and upon the recommendation of the audit committee of the Board, concluded that the previously issued financial statements as of February 23, 2021 and for the for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 should be restated to report all Class A common stock subject to redemption as temporary equity. As part of such process, management concluded our disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the complex accounting standards that apply to our financial statements, including with respect to certain complex equity instruments and equity linked instruments, which resulted in the material weakness in our internal control over financial reporting. In addition, we restated our IPO balance sheet in this Annual Report.  See Note 2 to our audited financial statements for additional information regarding the restatement and the related financial statement effects.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We have taken a number of measures to remediate the material weakness relating to classification of the Class A common stock subject to redemption; however, if we are unable to remediate our material weakness in a timely manner, or if we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and it may materially incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis as a public company, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

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

We currently maintain our executive offices at 2200 S. Utica Place, Suite 450, Tulsa, OK 74114. The cost for this space is included in the $2,000 per month fee that will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There are no material litigation, arbitration or governmental proceedings currently pending against us or any members of our management team in their capacity as such.

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

Holders

As of March 30, 2022, there was one (1) holder of record of our units, eight (8) holders of record of our common stock and eight (8) holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, common stock and warrants are held of record by banks, brokers and other financial institutions.

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

We received gross proceeds from the IPO and the sale of the private placement warrants of $172,500,000 and $5,950,000, respectively, for an aggregate of $178,450,000. $172,500,000 of the gross proceeds from the IPO and private placement (which includes the underwriter’s deferred discount of $6,037,500) were deposited in a trust account with Continental Stock Transfer and Trust Company as trustee. As of the closing of our IPO, $5,950,000 was held outside of the trust account, of which $3,450,000 was used to pay underwriting discounts and commissions, $796,711 was used to pay other offering costs, and $49,958 was used to repay a note payable to our sponsor. The balance of $1,882,797 held outside of the trust account is reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2021, we had $           remaining in our trust account.  The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

For the year ended December 31, 2021, we had a net income of approximately $4.9 million, which included a gain from the change in fair value of warrant liabilities of $7.3 million and a loss from operations of $1.8 million.  From inception (December 7, 2020) to December 31, 2020, we had a net loss of $567.

Our business activities from inception (December 7, 2020) through December 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.3 million in its operating bank account and working capital deficiency of approximately $0.2 million.  At December 31, 2020, the Company had approximately $0.2 million in its operating bank account and a working capital deficiency of $0.2 million.

The Company’s liquidity needs up to December 31,2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $176,000 and funds that were not deposited in the Trust Account from the Private Placement Warrants.  The promissory note from the Sponsor was paid in full as of February 22, 2021.

The Company has 24 months from the closing of the IPO (up to February 19, 2023) to complete an initial Business Combination. However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account.   Further, the Company has a working capital deficiency at December 31, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On March 16, 2022, we issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 21, 2022, we had borrowed $163,300 under such promissory note.

If the Company does not consummate an initial business combination by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that this mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

As of December 31, 2021, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since they are not yet exercisable.  As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 16 of this Annual Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in accounting for complex financial instruments discussed in Note 2 of our audited financial statements included in this Annual Report. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Timothy W. Clark	57	Chief Financial Officer, Chief Operating Officer and Director
C. Tavo Hellmund	55	Co-Chief Executive Officer and Director
Jeffrey Luhnow	55	Chair and Co-Chief Executive Officer
Sashi Brown	45	Director
Endre Holen	58	Director
Joyce C. Johnson	55	Director
Sebastian Park	30	Director

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 30, 2022. The ownership percentage column below is based on 21,562,500 shares of our common stock issued and outstanding as of March 30, 2022.

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

Promissory Note

On December 18, 2020, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. This loan is non-interest bearing, unsecured and was due at the earlier of April 30, 2021 or the closing of our IPO. As of December 31, 2020, we had drawn down $176,000 under the promissory note. On February 22, 2021, we paid the balance on the note in full.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

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

On March 16, 2022, we issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 21, 2022, we had borrowed $163,300 under such promissory note.

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

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2021 and the period from December 7, 2020 (inception) through December 31, 2020 was $104,030 and $25,235, respectively. The above amounts include audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 or the period from  December 7, 2020 (inception) through December 31, 2020.

Tax Fees

We paid Withum $0 and $4,120 for the preparation of the Company’s tax return for the  year ended December 31, 2021 and for the period from  December 7, 2020 (inception) through December 31, 2020, respectively.

All Other Fees

We did not pay Withum for other services for year ended December 31, 2021 or the period from  December 7, 2020 (inception) through December 31, 2020.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 filed with the Company's Form 10-K filed March 30, 2021)
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

10.9	Promissory Note of the Company dated March 16, 2022 (incorporated by reference to Exhibit 99.1 filed with the Company's Form 8-K filed on March 23, 2022)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Company’s Form 10-K filed on March 30, 2021)
24.1*	Power of Attorney (included n the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

SPORTSTEK ACQUISITION CORP.

Date: March 31, 2022	By:	/s/ Jeffrey Luhnow
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

Name	Title	Date
/s/ Jeffrey Luhnow	Chair	March 31, 2022
Jeffrey Luhnow	Co-Chief Executive Officer (Principal Executive Officer)

/s/ C. Tavo Hellmund	Co-Chief Executive Officer	March 31, 2022
C. Tavo Hellmund	(Principal Executive Officer) Director

/s/ Timothy W. Clark	Chief Financial Officer	March 31, 2022
Timothy W. Clark	(Principal Financial and Accounting Officer) Chief Operating Officer Director

/s/ Sashi Brown	Director	March 31, 2022
Sashi Brown

/s/ Endre Holen	Director	March 31, 2022
Endre Holen

/s/ Joyce C. Johnson	Director	March 31, 2022
Joyce C. Johnson

/s/ Sebastian Park	Director	March 31, 2022
Sebastian Park

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SportsTek Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SportsTek Acquisition Corporation (the "Company") as of December 31, 2021 and December 31, 2020, the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 19, 2023 then the Company will cease all operations except for the purpose of liquidating.  The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
March 31, 2022

PCAOB Number 100

SPORTSTEK ACQUISITION CORP.
BALANCE SHEETS
	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash	$315,594	$153,938
Prepaid expenses – current	349,858	—
Total current assets	665,452	153,938
Deferred offering costs associated with initial public offering	—	408,725
Prepaid expenses – non current	42,473	—
Investments held in Trust Account	172,535,562	—
Total Assets	$173,243,487	$562,663

Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$846,400	$362,230
Due to related party	20,957	—
Promissory note - related party	—	176,000
Total current liabilities	867,357	538,230
Deferred underwriting fee	6,037,500	—
Derivative Warrant liabilities	8,797,348	—
Total liabilities	15,702,205	538,230

Commitments and Contingencies (See Note 8)

Class A Common Stock subject to possible redemption, 17,250,000 and no shares issued and outstanding at redemption value of $10 per share at December 31, 2021 and 2020, respectively	172,500,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and 2020, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(14,959,149)	(567)
Total stockholders' equity (deficit)	(14,958,718)	24,433
Total Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)	$173,243,487	$562,663

The accompanying notes are an integral part of these financial statements.

SPORTSTEK ACQUISITION CORP.
STATEMENTS OF OPERATIONS
		For the period from December 7,
	For the year ended	2020 (inception) through
	December 31, 2021	December 31, 2020
Formation and operating costs	$1,845,796	$567
Loss from operations	(1,845,796)	(567)

Other income (expense)
Interest earned on investments held in Trust Account	35,562	—
Offering costs allocated to warrant liabilities	(606,375)	—
Change in fair value of derivative warrant liabilities	7,282,807	—
Total other income (expense), net	6,711,994	—

Net income (loss)	$4,866,198	$(567)

Weighted average shares outstanding of Class A common stock	14,934,247	—
Basic and diluted net income per share, Class A common stock	$0.25	$—

Basic weighted average shares outstanding of Class B common stock	4,236,986	3,750,000
Basic net income (loss) per share, Class B common stock	$0.25	$(0.00)

Diluted weighted average shares outstanding of Class B common stock	4,312,500	3,750,000
Diluted net income (loss) per share, Class B common stock	$0.25	$(0.00)

The accompanying notes are an integral part of these financial statements.

SPORTSTEK ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM DECEMBER 7, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(567)	(567)
Balance as of December 31, 2020	—	$—	4,312,500	$431	$24,569	$(567)	$24,433
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,569)	(19,824,780)	(19,849,349)
Net income	—	—	—	—	—	4,866,198	4,866,198
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(14,959,149)	$(14,958,718)

SPORTSTEK ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
	For the Year Ended December 31, 2021	For the Period From December 7, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$4,866,198	$(567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(35,562)	—
Formation costs paid by related parties	—	567
Change in fair value of warrant liabilities	(7,282,807)	—
Offering costs allocated to warrants	606,375	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(392,331)	—
Due to related party	20,957	—
Accrued offering costs and expenses	846,400	—
Net cash used in operating activities	(1,370,770)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	169,050,000	—
Proceeds from issuance of Private Placement Warrants	5,950,000	—
Repayment of promissory note – related party	(176,000)	176,000
Payment of offering costs	(791,574)	(22,062)
Net cash provided by financing activities	174,032,426	153,938
Net change in cash	161,656	153,938
Cash, beginning of the period	153,938	—
Cash, end of the period	$315,594	$153,938

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,433
Deferred offering costs included in accrued offering costs and expenses	$46,495	$362,230
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,037,500	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on February 19, 2021, $172,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants, was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within 24 months from the closing of the IPO or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of any Public Shares if the Company has not consummated a Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.3 million in its operating bank account, and working capital deficiency of approximately $0.2 million.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 22, 2021.

The Company has 24 months from the closing of the IPO (up to February 19, 2023) to complete an initial Business Combination. However, if the Company doesn’t complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account.   Further, the Company has a working capital deficiency at December 31, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Company’s sponsors or an affiliate of the Company’s sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, it may repay the notes out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from the Trust Account would be used for such repayment. On March 16, 2022, the Company issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 21, 2022, the Company had borrowed $163,300 under such promissory note.

If the Company does not consummate an initial business combination by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that this mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities at December 31, 2021, should the Company be required to liquidate after February 19, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2  — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As a result, the Company will restate its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The Company filed a Current Report on Form 8-K reporting under Item 4.02 that the impacted periods should no longer be relied upon and restated all affected periods with an appropriate explanation of the amount, reason and impact. Under this approach, the previously issued IPO Balance Sheet will not be amended and the Company is reporting the restatement in this Annual Report.

Impact of the Restatement

The impact to the financial statements as of February 19, 2021:

	As Reported	Adjustment	As Restated
Balance Sheet as of February 19, 2021
Warrant liability	$—	$17,605,070	$17,605,070
Total Liabilities	6,908,602	17,605,070	24,513,672
Class A Common stock subject to possible redemption ($)	$163,188,100	$9,311,900	$172,500,000

Class A common stock, $0.0001 par value	93	(93)	—
Additional Paid in Capital	5,002,165	(5,002,165)	—
Accumulated Deficit	(2,682)	(21,918,712)	(21,921,394)
Total Stockholders' Equity (Deficit)	5,000,007	(26,920,970)	(21,920,963)
Class A common stock subject to redemption	16,318,810	2,772,315	17,250,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4 and Note 5) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(10,130,155)
Class A common stock issuance costs	(9,719,194)
Plus:
Accretion of carrying value to redemption value	19,849,349
Class A common stock subject to possible redemption	$172,500,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of December 31, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period from December 7, 2020 (inception) through December 31, 2020. The provision for income taxes for the year ended December 31, 2021 is included in Note 7.

Net Income (Loss) Per Common Stock

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods.

Reconciliation of Net Income (Loss) per Common Stock

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per common stock of Class A common stock and Class B common stock is calculated as follows:

	For the year ended December 31, 2021	For the Period From December 7, 2020 (inception) through December 31, 2020
Net income per share for Class A common stock:
Allocation of income to Class A common stock	$3,788,379	$—

Weighted average shares outstanding of Class A common stock	14,934,247	—
Basic and diluted net income per share, Class A common stock	$0.25	$—

Net income (loss) per share for Class B common stock:
Allocation of income (loss) to Class B common stock	$1,077,819	$567

Basic weighted average shares outstanding of Class B common stock	4,236,986	3,750,000
Basic net income (loss) per share, Class B common stock	$0.25	$(0.00)
Diluted weighted average shares outstanding of Class B common stock	4,312,500	3,750,000
Diluted net income (loss) per share, Class B common stock	$0.25	$—

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

Note 4 — Initial Public Offering

Public Units

On February 19, 2021, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant. to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

At December 31, 2021 and 2020, there were 8,625,000 and 0 Public Warrants outstanding, respectively.  Each whole warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the year ended December 31, 2021 and for the period from December 7, 2020 (Inception) to December 31, 2020, the Company has recorded $20,857 and $0 in administrative service fees, respectively.

Working Capital Loans

On March 16, 2022, the Company issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 21, 2022, the Company had borrowed $163,300 under such promissory note.

Note 7 – Income Tax

The Company’s net deferred tax assets are as follows:
	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$13,992	$-
Capitalized acquisition facilitative costs	195,116	-
Federal net operating loss	171,160	-
Total deferred tax asset	380,268	-
Valuation allowance	(380,268)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:
	December 31, 2021	December 7, 2020 (Inception) to December 31, 2020
Federal
Current	$-	$-
Deferred	380,268	-
State	-	-
Current
Deferred	-	-
Change in valuation allowance	(380,268)	-
Income tax provision	$-	$-

The Company’s net operating loss carryforward as of December 31, 2021 and 2020 amounted to $815,048 and $0 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from December 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $380,268 and $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	$21.00%
State taxes, net of federal tax benefit	-
Permanent book/tax differences	-28.81%
Change in valuation allowance	7.81%
Income tax provision	$0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 8 — Commitments and Contingencies

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

Note 9 — Stockholders' Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were 17,250,000 and 0 shares issued and outstanding, including 17,250,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were 4,312,500 shares issued and outstanding.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$5,088,750	$5,088,750	$—	$—
Private Placement Warrants Liability	3,708,598	—	—	3,708,598
	$8,797,348	$5,088,750	$—	$3,708,598

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on December 31, 2021 using a Monto Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at December 31, 2021 due to the use of unobservable inputs.  As of December 31, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivative warrant liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$—
Initial classification of Public and Private Warrant liability at February 19, 2021	17,605,070
Transfer of Public Warrant liability to Level 1	(5,088,750)
Change in fair value	(8,807,722)
Fair Value at December 31, 2021	$3,708,598

The key inputs into the Monte Carlo simulation as December 31, 2021 were as follows:

	December 31,	February 19,
	2021	2021
Inputs
Risk-free interest rate	1.3%	0.78%
Expected remaining term (years)	5.5	6.15
Expected volatility	11.8%	24.1%
Stock price	$9.77	$9.41

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 30, 2021
U.U. S. Treasury Securities	172,535,562	—	(23,136))	172,512,426
	$172,535,562	$—	$(23,136))	$172,512,426

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, except as noted in Note 6, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.