Form 10-Q
period 2022-03-31
SportsTek Acquisition Corp.
filed 2022-05-13
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of May 13, 2022, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.
BALANCE SHEETS
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$35,329	$315,594
Prepaid expenses	349,647	349,858
Total current assets	384,976	665,452

Prepaid expenses-non current	—	42,473
Investments held in trust account	172,578,716	172,535,562
Total assets	$172,963,692	$173,243,487

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$717,358	$846,400
Working capital loan - related party	163,300	—
Due to related party	18,957	20,957
Total current liabilities	899,615	867,357
Deferred underwriting fee	6,037,500	6,037,500
Derivative warrant liability	2,769,250	8,797,348
Total liabilities	9,706,365	15,702,205

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 17,250,000 issued and outstanding at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(9,243,104)	(14,959,149)
Total stockholders’ deficit	(9,242,673)	(14,958,718)
Total liabilities, redeemable common stock, and stockholders’ deficit	$172,963,692	$173,243,487

The accompanying notes are an integral part of these condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2022	March 31, 2021
Formation and Operating Costs	$355,207	$46,593
Loss from Operations	(355,207)	(46,593)

Other income (expense):
Interest earned on investments held in Trust Account	43,154	3,450
Offering costs allocated to warrants	—	(606,375)
Change in fair value of derivative warrant liabilities	6,028,098	(2,248,713)
Total other income (expense), net	6,071,252	(2,851,638)

Net income (loss)	5,716,045	(2,898,231)

Weighted average shares outstanding of Class A common stock	17,250,000	7,666,667
Basic and diluted net income (loss) per share, Class A common stock	0.27	(0.25)
Weighted average shares outstanding of Class B common stock	4,312,500	4,000,000
Basic and diluted net income (loss) per share, Class B common stock	0.27	(0.25)

The accompanying notes are an integral part of these condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,312,500	$431	$—	$(14,959,149)	$(14,958,718)
Net loss	—	—	—	—	—	5,716,045	5,716,045
Balance as of March 31, 2022	—	$—	4,312,500	$431	—	$(9,243,104)	$(9,242,673)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(567)	$24,433
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,569)	(19,824,780)	(19,849,349)
Net loss	—	—	—	—	—	(2,898,231)	(2,898,231)
Balance as of March 31, 2021	—	$—	4,312,500	$431	—	$(22,723,578)	$(22,723,147)

The accompanying notes are an integral part of these condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income (loss)	$5,716,045	$(2,898,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on investments held in Trust Account	(43,154)	(3,450)
Offering costs allocated to warrants	—	606,375
Change in fair value of derivative warrant liability	(6,028,098)	2,248,713
Changes in operating assets and liabilities
Prepaid assets	42,684	(673,222)
Due to related party	(2,000)	2,957
Accrued offering costs and expenses	(129,042)	689,000
Net cash used in operating activities	(443,565)	(27,858)

Cash flows from investing activities
Investment of cash in trust account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash flows from financing activities
Proceeds from sale of Units, net of underwriting discount	—	169,050,000
Proceeds from issuance of Private Placement Warrants	—	5,950,000
Repayment of promissory note – related party	—	(176,000)
Proceeds from working capital loan - related party	163,300	—
Payment of offering costs	—	(691,574)
Net cash provided by financing activities	163,300	174,132,426
Net change in cash	(280,265)	1,604,568
Cash, beginning of period	315,594	153,938
Cash, end of the period	$35,329	$1,758,506

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	—	$6,037,500

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,950,000 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to JTJT Partners LLC (the “Sponsor”) and certain of the Company’s directors and advisors, generating gross proceeds of $5,950,000, which is discussed in Note 4.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $35,329 in its operating bank account, and a working capital deficit of approximately $514,639.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. As of March 31, 2022, the Company had $163,300 of outstanding Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation—Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. The Company has not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with derivative warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(10,130,155)
Class A common stock issuance costs	(9,719,194)
Plus:
Accretion of carrying value to redemption value	19,849,349
Class A common stock subject to possible redemption	$172,500,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Income (loss) per share for Class A common stock:
Allocation of income (loss) to Class A common stock	$4,572,836	$(1,904,552)

Weighted average shares outstanding of Class A common stock	17,250,000	7,666,667
Basic and diluted net income (loss) per share, Class A common stock	$0.27	$(0.25)

Net Income (loss) per share for Class B common stock:
Allocation of income (loss) to Class B common stock	$1,143,209	$(993,679)

Basic weighted average shares outstanding of Class B common stock	4,312,500	4,000,000
Basic net income (loss) per share, Class B common stock	$0.27	$(0.25)

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Company’s Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, it may repay the notes out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from the Trust Account would be used for such repayment. On March 16, 2022, the Company issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-business combination entity at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2022, the Company had no Working Capital Loans outstanding. As of March 31, 2022 and December 31, 2021, the Company had outstanding Working Capital Loans of $163,300 and $0, respectively, of Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months ended March 31, 2022 and 2021, the Company recorded $6,000 and $2,957 of administrative service fees, respectively. As of March 31, 2022 and December 31, 2021, the amount of unpaid administrative services fees was $18,957 and $20,957, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At March 31, 2022 and December 31, 2021, there were 17,250,000 shares issued and outstanding, including 17,250,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,312,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$1,638,750	$1,638,750	$—	$—
Private Placement Warrants Liability	1,130,500	-	1,130,500	—
	$2,769,250	$1,638,750	$1,130,500	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$5,088,750	$5,088,750	$—	$—
Private Placement Warrants Liability	3,708,598	—	—	3,708,598
	$8,797,348	$5,088,750	$—	$3,708,598

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Public Warrants on March 31, 2022 using the readily available public warrant prices. At March 31, 2022, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above. The change in fair value is recognized in the statements of operations.

At December 31, 2021, the private placement warrants were considered Level 3 investments, and were transferred to Level 2 investments at March 31, 2022. The key inputs into the Monte Carlo simulation used to value the private warrants at December 31, 2021 were as follows:

December 31, 2021
Inputs
Risk-free interest rate	1.3%
Expected remaining term (years)	5.5
Expected volatility	11.8%
Stock price	$9.77

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivative warrant liabilities classified as level 3:

Warrant Liability
Fair value at December 31, 2021	$3,708,598
Transfer of Private Warrant Liability to Level 2	(3,708,598)
Fair Value at March 31, 2022	$—

The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on March 31, 2022 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	172,578,080	—	(114,309)	172,463,770
	$172,578,080	$—	$(114,309)	$172,463,770

The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	172,535,562	—	(23,136)	172,512,426
	$172,535,562	$—	$(23,136)	$172,512,426

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

Results of Operations

For the three months ended March 31, 2022, we had net income of $5,716,045, which included a gain from the change in fair value of derivative warrant liabilities of $6,028,098, interest earned on investments held in trust of $43,154, and a loss from operations of $355,207.

For the three months ended March 31, 2021, we had a net loss of approximately $2,898,231, which included interest earned on investments held in trust of $3,450, offset by $606,375 offering costs allocated to warrants, a $2,248,713 change in fair value of warrant liability, and a loss from operations of $46,593.

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $---35,329 in its operating bank account, and a working capital deficit of approximately $514,639.

The Company’s liquidity needs up to February 19, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000.  The promissory note from the Sponsor was paid in full as of February 22, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On March 16, 2022, we issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2022, we had borrowed $163,300 under such promissory note.

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

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since they are not yet exercisable.  As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective January 1, 2022 and is applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company does not believe that ASU 2020-06 has a material impact on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in accounting for complex financial instruments discussed in Note 2 to our audited financial statements included in our Annual Report on Form 10-K filed with the Commission on March 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of the date of this Quarterly Report, there were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2021 except as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
Date: May 13,2022
	By:	/s/ Jeffrey Luhnow
Name: Jeffrey Luhnow
Title: Chair and Co-Chief Executive Officer

	By:	/s/ C. Tavo Hellmund
Name: C. Tavo Hellmund
Title: Co-Chief Executive Officer

	By:	/s/ Timothy W. Clark
Name: Timothy W. Clark
Chief Financial Officer and Chief Operating Officer