Form 10-Q
period 2022-06-30
SportsTek Acquisition Corp.
filed 2022-08-11
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
(918) 957-1086
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	SPTKU	The Nasdaq Stock Market LLC

Class A common stock included as part of the units	SPTK	The Nasdaq Stock Market LLC

Redeemable warrants, included in units, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPTKW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of August 11, 2022, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$9,936	$315,594
Prepaid expenses	248,883	349,858
Total current assets	258,819	665,452

Prepaid expenses-non current	—	42,473
Investments held in trust account	172,615,230	172,535,562
Total assets	$172,874,049	$173,243,487

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$786,081	$846,400
Working capital loan – related party	163,300	—
Due to related party	53,657	20,957
Total current liabilities	1,003,038	867,357
Deferred underwriting fee	6,037,500	6,037,500
Derivative warrant liability	583,000	8,797,348
Total liabilities	7,623,538	15,702,205

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 17,250,000 issued and outstanding at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,249,920)	(14,959,149)
Total stockholders’ deficit	(7,249,489)	(14,958,718)
Total liabilities and stockholders’ deficit	$172,874,049	$173,243,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the three months ended
	June 30, 2022	June 30, 2021
Formation and Operating Costs	$229,580	$1,022,177
Loss from Operations	(229,580)	(1,022,177)

Other income:
Interest earned on investments held in Trust Account	36,514	8,099
Change in fair value of derivative warrant liability	2,186,250	6,353,699
Total other income	2,222,764	6,361,798

Net income	1,993,184	5,339,621

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	0.09	0.25
Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Basic and diluted net income per share, Class B common stock	0.09	0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the six months ended
	June 30, 2022	June 30, 2021
Formation and Operating Costs	$584,787	$1,068,770
Loss from Operations	(584,787)	(1,068,770)

Other income (expense):
Interest earned on investments held in Trust Account	79,668	11,549
Offering costs allocated to warrants	—	(606,375)
Change in fair value of derivative warrant liabilities	8,214,348	4,104,986
Total other income (expense), net	8,294,016	3,510,160

Net income	7,709,229	2,441,390

Weighted average shares outstanding of Class A common stock basic and diluted	17,250,000	12,484,807
Basic and diluted net income per share, Class A common stock	$0.36	$0.15
Weighted average shares outstanding of Class B common stock basic	4,312,500	4,157,113
Basic net income per share, Class B common stock	0.36	0.15
Weighted average shares outstanding of Class B common stock diluted	4,312,500	4,312,500
Diluted net income per share, Class B common stock	0.36	0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	4,312,500	$431	$—	$(14,959,149)	$(14,958,718)
Net income	—	—	—	—	—	5,716,045	5,716,045
Balance as of March 31, 2022 (unaudited)	—	$—	4,312,500	$431	$—	$(9,243,104)	$(9,242,673)
Net income	—	—	—	—	—	1,993,184	1,993,184
Balance as of June 30, 2022 (unaudited)	—	$—	4,312,500	$431	$—	$(7,249,920)	$(7,249,489)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common stock		Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(567)	$24,433
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,569)	(19,824,780)	(19,849,349)
Net loss	—	—	—	—	—	(2,898,231)	(2,898,231)
Balance as of March 31, 2021 (unaudited)	—	$—	4,312,500	$431	$—	$(22,723,578)	$(22,723,147)
Net income	—	—	—	—	—	5,339,621	5,339,621
Balance as of June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$—	$(17,383,957)	$(17,383,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$7,709,229	$2,441,390
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on investments held in Trust Account	(79,668)	(11,549)
Offering costs allocated to warrants	—	606,375
Change in fair value of derivative warrant liability	(8,214,348)	(4,104,986)
Changes in operating assets and liabilities
Prepaid assets	143,448	(622,278)
Due to related party	32,700	8,957
Accounts payable and accrued expenses	(60,319)	754,700
Net cash used in operating activities	(468,958)	(927,391)

Cash flows from investing activities
Investment of cash in trust account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash flows from financing activities
Proceeds from sale of Units, net of underwriting discount	—	169,050,000
Proceeds from issuance of Private Placement Warrants	—	5,950,000
Repayment of promissory note - related party	—	(176,000)
Proceeds from working capital loan - related party	163,300	—
Payment of offering costs	—	(791,574)
Net cash provided by financing activities	163,300	174,032,426
Net change in cash	(305,658)	605,035
Cash, beginning of period	315,594	153,938
Cash, end of the period	$9,936	$758,973

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$6,037,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $9,936 in its operating bank account, and a working capital deficit of $744,219.

The Company’s liquidity needs up to February 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. As of June 30, 2022, the Company had $163,300 of outstanding Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation—Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the six months ended June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal deposit insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Derivative Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022 and 2021.

Net Income Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Reconciliation of Net Income per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net Income per share for Class A common stock:
Allocation of income to Class A common stock	$1,594,547	$4,271,697

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	$0.09	$0.25

Net Income per share for Class B common stock:
Allocation of income to Class B common stock	$398,637	$1,067,924

Basic weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Basic net income per share, Class B common stock	$0.09	$0.25

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net Income per share for Class A common stock:
Allocation of income to Class A common stock	$6,167,383	$1,953,112

Weighted average shares outstanding of Class A common stock	17,250,000	12,484,807
Basic and diluted net income per share, Class A common stock	$0.36	$0.15

Net Income per share for Class B common stock:
Allocation of income to Class B common stock	$1,541,846	$488,278

Basic weighted average shares outstanding of Class B common stock	4,312,500	4,157,113
Basic net income per share, Class B common stock	$0.36	$0.15
Diluted weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Diluted net income per share	$0.36	$0.15

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption by the Company of ASU 2020-06 on January 1, 2022 did not have an effect on the Company's financial position, results of operations or cash flows.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Company’s Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, it may repay the notes out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from the Trust Account would be used for such repayment. On March 16, 2022, the Company issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-business combination entity at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.  As of June 30, 2022 and December 31, 2021, the Company had outstanding Working Capital Loans of $163,300 and $0, respectively.

Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the six months ended June 30, 2022 and 2021, the Company recorded $12,000 and $8,957 of administrative service fees, respectively. For the three months ended June 30, 2022 and 2021, the company recorded $6,000 and $6,000 of administrative service fees. As of June 30, 2022 and December 31, 2021, the amount of unpaid administrative services fees was $53,657 and $20,957, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At June 30, 2022 and December 31, 2021, there were 17,250,000 issued and outstanding, including 17,250,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants Liability	$345,000	$—	$345,000	$—
Private Placement Warrants Liability	238,000	—	238,000	—
	$583,000	$—	$583,000	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants Liability	$5,088,750	$5,088,750	$—	$—
Private Placement Warrants Liability	3,708,598	—	—	3,708,598
	$8,797,348	$5,088,750	$—	$3,708,598

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the balance sheet. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the statement of operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on June 30, 2022 using the readily available public warrant prices. At June 30, 2022, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivative warrant liabilities classified as level 3:

Derivative Warrant Liability
Fair value at December 31, 2021	$3,708,598
Transfer of Private Warrant liability to Level 2	(3,708,598)
Fair value at June 30, 2022	$—

The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on June 30, 2022 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	172,615,230	—	(2,916)	172,612,314
	$172,615,230	$—	$(2,916)	$172,612,314

The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	172,535,562	—	(23,136)	172,512,426
	$172,535,562	$—	$(23,136)	$172,512,426

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

Results of Operations

For the three months ended June 30, 2022, we had net income of $1,993,184, which included a gain from the change in fair value of warrant liabilities of $2,186,250, interest earned on investments held in trust of $36,514, and a loss from operations of $229,580. For the six months ended June 30, 2022, we had net income of $7,709,229, which included a gain from the change in fair value of warrant liabilities of $8,214,348, interest earned on investments held in trust of $79,668, and a loss from operations of $584,787.

For the three months ended June 30, 2021, we had net income of $5,339,621, which included a gain from the change in fair value of warrant liabilities of $6,353,699 offset by a loss from operations of $1,022,177.  For the six months ended June 30, 2021, we had a net income of approximately $2,441,390, which included a gain from the change in fair value of warrant liabilities of $4,104,986, offset by a loss from operations of $1,068,770, and offering cost expense allocated to warrants of $606,375.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $9,936 in its operating bank account, and a working capital deficit of  $744,219.

The Company’s liquidity needs up to February 19, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000.  The promissory note from the Sponsor was paid in full as of February 22, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On March 16, 2022, we issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of June 30, 2022, we had borrowed $163,300 under such Working Capital Loans.

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

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,575,000 of the Company’s Class A common stock in the calculation of diluted income per share, since they are not yet exercisable.  As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in accounting for complex financial instruments discussed in Note 2 to our audited financial statements included in our Annual Report on Form 10-K filed with the Commission on March 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.

None.
ITEM 1.A.	RISK FACTORS.

As of the date of this Quarterly Report, there were no material changes from the risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December, 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
Date: August 11, 2022
	By:	/s/ Jeffrey Luhnow
Name: Jeffrey Luhnow
Title: Chair and Co-Chief Executive Officer

By:	/s/ C. Tavo Hellmund
Name: C. Tavo Hellmund
Title: Co-Chief Executive Officer

By:	/s/ Timothy W. Clark
Name: Timothy W. Clark
Title: Chief Financial Officer and Chief Operating Officer