Form 10-Q
period 2022-09-30
SportsTek Acquisition Corp.
filed 2022-11-14
CIK 1836259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of November 10, 2022, there were 17,250,000 Shares of Class A common stock (which are the shares of Class A common stock underlying the units sold in the registrant’s initial public offering) and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

SPORTSTEK ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
SPORTSTEK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$260,008	$315,594
Prepaid expenses	147,011	349,858
Total current assets	407,019	665,452

Prepaid expenses-non current	-	42,473
Investments held in trust account	173,192,390	172,535,562
Total assets	$173,599,409	$173,243,487

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$826,830	$846,400
Income tax payable	141,239	-
Working capital loan – related party	200,000	-
Due to related party	22,957	20,957
Total current liabilities	1,191,026	867,357
Deferred underwriting fee	6,037,500	6,037,500
Derivative warrant liability	583,000	8,797,348
Total liabilities	7,811,526	15,702,205

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption, 17,250,000 issued and outstanding at redemption value of $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	173,192,390	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	-	-
Accumulated deficit	(7,404,938)	(14,959,149)
Total stockholders’ deficit	(7,404,507)	(14,958,718)
Total liabilities and stockholders’ deficit	$173,599,409	$173,243,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and Operating Costs	$222,649	$252,818	$807,436	$1,321,588
Loss from Operations	(222,649)	(252,818)	(807,436)	(1,321,588)

Other income (expense):
Interest earned on investments held in Trust Account	901,260	5,750	980,928	17,299
Offering costs allocated to warrants	-	-	-	(606,375)
Change in fair value of derivative warrant liability	-	(2,112,181)	8,214,348	1,992,805
Total other income (expense), net	901,260	(2,106,431)	9,195,276	1,403,729

Income before income tax provision	678,611	(2,359,249)	8,387,840	82,141
Income tax provision	(141,239)	-	(141,239)	-
Net income (loss)	$537,372	$(2,359,249)	$8,246,601	$82,141

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000	17,250,000	14,090,659
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$(0.11)	$0.38	$0.00
Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500	4,312,500	4,209,478
Basic and diluted net income per share, Class B common stock	$0.02	$(0.11)	$0.38	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common stock		Class B Common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022	-	$-	4,312,500	$431	$-	$(14,959,149)	$(14,958,718)
Net income	-	-	-	-	-	5,716,045	5,716,045
Balance as March 31, 2022 (unaudited)	-	-	4,312,500	431	-	(9,243,104)	(9,242,673)
Net income	-	-	-	-	-	1,993,184	1,993,184
Balance as of June 30, 2022 (unaudited)	-	-	4,312,500	431	-	(7,249,920)	(7,249,489)
Accretion of Class A common stock to redemption value	-	-	-	-	-	(692,390)	(692,390)
Net Income	-	-	-	-	-	537,372	537,372
Balance as of September 30, 2022 (unaudited)	-	$-	4,312,500	$431	$-	$(7,404,938)	$(7,404,507)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common stock		Class B Common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	-	$-	4,312,500	$431	$24,569	$(567)	$24,433
Accretion of Class A common stock to redemption value	-	-	-	-	(24,569)	(19,824,780)	(19,849,349)
Net loss	-	-	-	-	-	(2,898,231)	(2,898,231)
Balance as March 31, 2021 (unaudited)	-	-	4,312,500	431	-	(22,723,578)	(22,723,147)
Net income	-	-	-	-	-	5,339,621	5,339,621
Balance as of June 30, 2021 (unaudited)	-	-	4,312,500	431	-	(17,383,957)	(17,383,526)
Net loss	-	-	-	-	-	(2,359,249)	(2,359,249)
Balance as of September 30, 2021 (unaudited)	-	$-	4,312,500	$431	$-	$(19,743,206)	$(19,742,775)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSTEK ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS
	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$8,246,601	$82,141
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on investments held in Trust Account	(980,928)	(17,299)
Offering costs allocated to warrants	-	606,375
Change in fair value of derivative warrant liability	(8,214,348)	(1,992,805)
Changes in operating assets and liabilities
Prepaid assets	245,320	(502,069)
Due to related party	2,000	14,957
Accounts payable and accrued expenses	(19,570)	796,655
Income tax payable	141,239	-
Net cash used in operating activities	(579,686)	(1,012,045)

Cash flows from investing activities
Investment of cash in trust account	-	(172,500,000)
Cash withdrawn from Trust Account to pay franchise taxes	324,100	-
Net cash provided by (used in) investing activities	324,100	(172,500,000)

Cash flows from financing activities
Proceeds from sale of Units, net of underwriting discount	-	169,050,000
Proceeds from issuance of Private Placement Warrants	-	5,950,000
Repayment of promissory note - related party	-	(176,000)
Proceeds from working capital loan – related party	200,000	-
Payment of offering costs	-	(791,574)
Net cash provided by financing activities	200,000	174,032,426

Net change in cash	(55,586)	520,381
Cash, beginning of period	315,594	153,938
Cash, end of the period	$260,008	$674,319

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$-	$6,037,500

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Metavisio LOI

On September 9, 2022, the Company entered into a non-binding letter of intent (“LOI”) with Metavisio (d/b/a Thomson Computing) (“Metavisio”), a French company specializing in building, marketing, and selling laptops, whose securities are listed on Euronext Growth in Paris, with respect to a proposed business combination transaction (the “Proposed Transaction”). The Proposed Transaction is based on an enterprise value of Metavisio of USD 140 million to USD 160 million; however, such valuation is subject to due diligence by the Company of Metavisio. The non-binding letter of intent provides for an exclusivity period for due diligence and the negotiation of a definitive agreement, which period expires on November 9, 2022. On November 9, 2022, the Company elected to extend the exclusivity period of the agreement to December 9, 2022. A binding commitment with respect to the Proposed Transaction by the Company will only result from the execution of a definitive agreement and then only upon the terms and conditions set forth in the definitive agreement. There can be no assurance that the Company and Metavisio will enter into a definitive agreement with respect to the Proposed Transaction, or, if entered into, there is no certainty of the terms that will be contained in such definitive agreement.

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Liquidity and Going Concern

As of September 30, 2022, the Company had $260,008 in its operating bank account, $173,192,390 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $505,568, which excludes franchise taxes payable of $137,200 and income taxes payable of $141,239. All taxes will be paid from interest earned on the Trust Account. As of September 30, 2022, $692,390 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

The Company’s liquidity needs up to February 19, 2021, had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000 (see Note 5). The promissory note from the Sponsor was paid in full as of February 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. As of September 30, 2022, the Company had $200,000 of outstanding Working Capital Loans.

If the Company does not consummate an initial Business Combination, or seek an extension, by February 19, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the nine months ended September 30, 2022, the Company withdrew $324,100 of interest income from the Trust Account to pay its tax obligations.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest earned on investments held in Trust Account” line item in the accompanying unaudited condensed statements of operations. Interest income is recognized when earned.

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s accompanying unaudited condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the accompanying unaudited balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(10,130,155)
Class A common stock issuance costs	(9,719,194)
Plus:
Accretion of carrying value to redemption value	19,849,349
Class A common stock subject to possible redemption as of December 31, 2021	172,500,000
Accretion of carrying value to redemption value	692,390
Class A common stock subject to possible redemption as of September 30, 2022	$173,192,390

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company's effective tax rate was 20.81% and 1.68% for the three and nine months ended September 30, 2022, respectively, and 0.00% for three months and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair value of warrant liabilities, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2022 and 2021.

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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Reconciliation of Net Income (Loss) per Common Share

The accompanying unaudited condensed statements of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net Income (loss) per share for Class A common stock:
Allocation of income (loss) to Class A common stock	$429,898	$(1,887,399)

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$(0.11)

Net Income (loss) per share for Class B common stock:
Allocation of income (loss) to Class B common stock	$107,474	$(471,850)

Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.11)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net Income per share for Class A common stock:
Allocation of income to Class A common stock	$6,597,281	$63,247

Weighted average shares outstanding of Class A common stock	17,250,000	14,090,659
Basic and diluted net income per share, Class A common stock	$0.38	$0.00

Net Income per share for Class B common stock:
Allocation of income to Class B common stock	$1,649,320	$18,894

Weighted average shares outstanding of Class B common stock	4,312,500	4,209,478
Basic and diluted net income per share, Class B common stock	$0.38	$0.00

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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Working Capital Loan – Related Party

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Company’s Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, it may repay the notes out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from the Trust Account would be used for such repayment. On March 16, 2022, the Company issued a promissory note in the principal amount of up to $1,000,000 to the Sponsor. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-business combination entity at the option of the Sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.  As of September 30, 2022 and December 31, 2021, the Company had outstanding Working Capital Loans of $200,000 and $0, respectively, under such promissory note.

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Service Fee

Commencing on the date of the IPO, the Company agree to reimburse its Sponsor for office space, administrative and support services provided to members of the Company’s management team in an amount not to exceed $2,000 per month. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and nine months ended September 30, 2022, the Company recorded $6,000 and $18,000 of administrative service fees, respectively. For the three and nine months ended September 30, 2021, the Company recorded $6,000 and $14,857 of administrative service fees, respectively. As of September 30, 2022 and December 31, 2021, the amount of unpaid administrative services fees was $22,957 and $20,957, respectively.

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

Excise Tax

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases by publicly traded domestic corporations that occur after December 31, 2022. The excise tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the Company is a Delaware corporation and its securities trade on the NYSE, it is a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance, it is possible that the excise tax will apply to any redemptions of the Company’s shares after December 31, 2022, including redemptions made in connection with an initial Business Combination or redemptions made if the Company is unable to consummate a Business Combination within the requisite time period. The application of the excise tax to any redemptions made after December 31, 2022 could potentially reduce the per-share amount that the Company’s Public Stockholders would otherwise be entitled to received.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.  At September 30, 2022 and December 31, 2021, there were 17,250,000 shares issued and outstanding, including 17,250,000 and 17,250,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 4,312,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants Liability	$345,000	$345,000	$-	$-
Private Placement Warrants Liability	238,000	-	238,000	-
	$583,000	$345,000	$238,000	$-

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants Liability	$5,088,750	$5,088,750	$-	$-
Private Placement Warrants Liability	3,708,598	-	-	3,708,598
	$8,797,348	$5,088,750	$-	$3,708,598

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 19, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on September 30, 2022 using the readily available public warrant prices. At September 30, 2022, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

At December 31, 2021, the private placement warrants were considered Level 3 investments and were transferred to Level 2 investments at March 31, 2022. The key inputs into the Monte Carlo simulation used to value the private warrants at December 31, 2021 were as follows:

December 31, 2021
Inputs
Risk-free interest rate	1.3%
Expected remaining term (years)	5.5
Expected volatility	11.8%
Stock price	$9.77

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company's derivative warrant liabilities classified as level 3:

Derivative Warrant Liability
Fair value at December 31, 2021	$3,708,598
Transfer of Private Warrant liability to Level 2	(3,708,598)
Fair Value at September 30, 2022	$-

The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$173,192,390	$-	$(10,675)	$173,181,715
	$173,192,390	$-	$(10,675)	$173,181,715

SPORTSTEK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The carrying value, excluding gross unrealized holdings loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$172,535,562	$-	$(23,136)	$172,512,426
	$172,535,562	$-	$(23,136)	$172,512,426

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the unaudited date the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Metavisio LOI

On September 9, 2022, the Company entered into a non-binding letter of intent (“LOI”) with Metavisio (d/b/a Thomson Computing) (“Metavisio”), a French company specializing in building, marketing, and selling laptops, whose securities are listed on Euronext Growth in Paris, with respect to a proposed business combination transaction (the “Proposed Transaction”). The Proposed Transaction is based on an enterprise value of Metavisio of USD 140 million to USD 160 million; however, such valuation is subject to due diligence by the Company of Metavisio. The non-binding letter of intent provides for an exclusivity period for due diligence and the negotiation of a definitive agreement, which period expires on November 9, 2022. On November 9, 2022, the Company elected to extend the exclusivity period of the agreement to December 9, 2022. A binding commitment with respect to the Proposed Transaction by the Company will only result from the execution of a definitive agreement and then only upon the terms and conditions set forth in the definitive agreement. There can be no assurance that the Company and Metavisio will enter into a definitive agreement with respect to the Proposed Transaction, or, if entered into, there is no certainty of the terms that will be contained in such definitive agreement.

Results of Operations

For the three months ended September 30, 2022, we had net income of $537,372, which included interest earned on investments held in trust of $901,260, and a loss from operations of $222,649 and income tax provision of $141,239.

For the three months ended September 30, 2021, we had a net loss of $2,359,249, which included a loss from the change in fair value of warrant liabilities of $2,112,181 and a loss from operations of $252,818, offset by interest earned on investments held in trust of $5,750.

For the nine months ended September 30, 2022, we had net income of $8,246,601, which included a gain from the change in fair value of warrant liabilities of $8,214,348, interest earned on investments held in trust of $980,928, and a loss from operations of $807,436 and income tax provision of $141,239.

For the nine months ended September 30, 2021, we had a net income of $82,141, which included a gain from the change in fair value of warrant liabilities of $1,992,805, interest earned on investment held in trust of $17,299, offset by a loss from operations of $1,321,588, and offering costs allocated to warrants of $606,375.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $260,008 in its operating bank account, and a working capital deficit of $784,007.

The Company’s liquidity needs up to February 19, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $176,000.  The promissory note from the Sponsor was paid in full as of February 22, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On March 16, 2022, we issued a promissory note in the principal amount of up to $1,000,000 to the sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at the option of the sponsor at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2022, we had borrowed $200,000 under such promissory note.

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

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Warrant Liabilities

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in accounting for complex financial instruments discussed in Note 2 to our audited financial statements included in our Annual Report on Form 10-K filed with the Commission on March 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K as filed with the SEC on March 31, 2022 (the “2021 Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the amount of funds available for distribution in connection with a liquidation and may hinder our ability to consummate an initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

While not free from doubt, absent any further guidance, it is possible that the excise tax will apply to any redemptions of our shares after December 31, 2022, including redemptions made in connection with an initial Business Combination or redemptions made if we are unable to consummate a Business Combination by or before the Completion Window. The application of the excise tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our public stockholders would otherwise be entitled to received. In addition, the excise tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

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

SPORTSTEK ACQUISITION CORP

Date: November 10, 2022

	By:	/s/ Jeffrey Luhnow
Name: Jeffrey Luhnow
Title: Chair and Co-Chief Executive Officer

By:	/s/ C. Tavo Hellmund
Name: C. Tavo Hellmund
Title: Co-Chief Executive Officer

By:	/s/ Timothy W. Clark
Name: Timothy W. Clark
Title: Chief Financial Officer and Chief Operating Officer